Form 10-K
period 1997-12-31
CORPORATE BOND BACKED CERT TRUST SERIES 1997-USW-1
filed 1998-05-06
CIK 1059431

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For Fiscal Year Ended:                           Commission file number:
    ---------------------                            -----------------------
      December 31, 1997                                  033-73438-04


           Corporate Bond-Backed Certificates, Series 1997-USW-1 Trust
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Lehman ABS Corporation is the depositor under the Standard Terms for Trust Agreements, dated as of February 28, 1996, as supplemented by a Series Supplement, dated as of April 24, 1997, which together formed the Corporate Bond-Backed Certificates, Series 1997-USW-1 Trust.

               I.R.S. Employer Identification Number: 13-7135733
                                                      ----------

   The Bank of New York, as Trustee
   101 Barclay Street, Floor 12 East
          New York, New York                                     10286
 --------------------------------------                       ----------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number, including area code: (212) 815-5098

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.
          ---

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 1997: Not Applicable.

     Number of shares of common stock outstanding as of December 31, 1997: Not Applicable.

================================================================================

     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending August 31, 1997 and February 28, 1998 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998.


                                INTRODUCTORY NOTE

Lehman ABS Corporation (the "Depositor") is the depositor under the Standard Terms for Trust Agreements, dated as of February 28, 1996, as supplemented by a Series Supplement, dated as of April 24, 1997, by and between the Depositor and The Bank of New York, a New York banking corporation, as trustee (the "Trustee"), which together formed the Corporate Bond-Backed Certificates, Series 1997-USW-1 Trust (the "Trust" or the "Registrant"), and which provided for the issuance of the Corporate Bond Backed Certificates, Series 1997-USW-1 (the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

Information with respect to the distribution of payments to the Certificate Holders is accurately summarized in the Trustee's Distribution Statements to the Certificate Holders which are filed on Form 8-K with the Securities and Exchange Commission.


                                     PART I

Item 1.  Business.

Not Applicable

Item 2.  Properties.

Not Applicable

Item 3.  Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

(a) Market Information: Not Applicable. To the best knowledge of the Trustee, there is no established public trading market for the Certificates.

(b) Holders: The Certificates issued by the Trust representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

(c) Dividends: Not Applicable.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending August 31, 1997 and February 28, 1998 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998.

Item 9.  Changes in and Disagreements on Accounting and Financial
               Disclosure.

None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Not Applicable

Item 11.  Executive Compensation.

Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

(a) Not Available

(b) Not Applicable

(c) Not Applicable

Item 13.  Certain Relationships and Related Transactions.

(a) None

(b) None

(c) Not Applicable

(d) Not Applicable


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of the report:

          Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending August 31, 1997 and February 28, 1998 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998.

(b) None

(c) See item 14(a) above.

(d) Not Applicable

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Trustee of the Fund has duly caused this report to be signed on behalf of the Fund by the undersigned, thereunto duly authorized.

Date: March 31, 1998



                                               THE BANK OF NEW YORK AS
                                               TRUSTEE, FOR CORPORATE BOND-
                                               BACKED CERTIFICATES, SERIES
                                               1997-USW-1 TRUST



                                                By: /s/ Enrico D. Reyes
                                                    -----------------------
                                                        Enrico D. Reyes
                                                        Vice President